Form 10-Q
period 1995-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND
filed 1996-01-12
CIK 755118

Page 1 of 13


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934


                For the quarterly period ended September 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________.

                         Commission file number 0-14196


                     PHOENIX LEASING CASH DISTRIBUTION FUND
                                   Registrant

              California                                 68-0032610
       State of Jurisdiction                 I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                        94901-5527
-------------------------------------------------------------------------------
      Address of Principal Executive Offices                          Zip Code

       Registrant's telephone number, including area code: (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                     Yes     X                    No
                            ---                        ---

                                      Part I. Financial Information
                                      Item 1. Financial Statements
                                 PHOENIX LEASING CASH DISTRIBUTION FUND
                                             BALANCE SHEETS
                             (Amounts in Thousands Except for Unit Amounts)
                                               (Unaudited)
                                                                                        September 30,  December 31,
                                                                                            1995           1994
                                                                                            ----           ----
ASSETS
Cash and cash equivalents                                                                $   207       $   669

Accounts receivable (net of allowance for losses on accounts receivable of
   $10 and $107 at September 30, 1995 and December 31, 1994, respectively)                    18           132

Notes receivable (net of allowance for losses on notes receivable of $130 and
   $150 at September 30, 1995 and December 31, 1994, respectively)                            18            95

Equipment on operating leases and held for lease (net of accumulated depreciation
    of $1,090 and $3,948 at September 30, 1995 and December 31, 1994, respectively)           38            87

Net investment in financing leases                                                             8            22

Investment in joint ventures                                                                 370           392

Capitalized acquisition fees (net of accumulated amortization of $2,413 and
   $2,409 at September 30, 1995 and December 31, 1994, respectively)                           2             5

Other assets                                                                                   2            21
                                                                                         -------       -------

     Total Assets                                                                        $   663       $ 1,423
                                                                                         =======       =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

     Accounts payable and accrued expenses                                               $   286       $   923

     Notes payable                                                                          --             420
                                                                                         -------       -------

     Total Liabilities                                                                       286         1,343
                                                                                         -------       -------

Partners' Capital (Deficit)

   General Partner                                                                           (27)          (37)

   Limited Partners, 200,000 units authorized and issued, 194,947 units
     outstanding at September 30, 1995 and December 31, 1994                                 404           117
                                                                                         -------       -------

     Total Partners' Capital (Deficit)                                                       377            80
                                                                                         -------       -------

     Total Liabilities and Partners' Capital (Deficit)                                   $   663       $ 1,423
                                                                                         =======       =======

                                 The accompanying notes are an integral
                                        part of these statements.

                                                                    Page 3 of 13

                          PHOENIX LEASING CASH DISTRIBUTION FUND
                                 STATEMENTS OF OPERATIONS
                    (Amounts in Thousands Except for Per Unit Amounts)
                                        (Unaudited)

                                                 Three Months Ended   Nine Months Ended
                                                    September 30,        September 30,
                                                   1995       1994      1995       1994
                                                   ----       ----      ----       ----
INCOME
   Rental income                                  $   62     $   37    $  268    $  303
   Gain on sale of equipment                           1         97        32       162
   Equity in earnings from joint ventures, net        25       --          72         1
   Interest income, notes receivable                --         --        --          76
   Gain on sale of marketable securities            --         --        --         123
   Other income                                       11          7        45        26
                                                  ------     ------    ------    ------

     Total Income                                     99        141       417       691
                                                  ------     ------    ------    ------

EXPENSES

   Depreciation                                       14         33        43       153
   Amortization of acquisition fees                    2          1         3        19
   Lease related operating expenses                    8         21        28       103
   Management fees to General Partner                  3          7        18        95
   Provision for losses on receivables                57       --          93      --
   Interest expense                                 --           25      --         111
   General and administrative expenses                16         29        72       147
                                                  ------     ------    ------    ------

     Total Expenses                                  100        116       257       628
                                                  ------     ------    ------    ------

   Income (loss) before Extraordinary Item            (1)        25       160        63
   Extraordinary Item - extinguishment of debt      --          671       866       671
                                                  ------     ------    ------    ------

NET INCOME (LOSS)                                 $   (1)    $  696    $1,026    $  734
                                                  ======     ======    ======    ======



NET INCOME PER LIMITED
   PARTNERSHIP UNIT                               $ (.01)    $ 3.53    $ 5.21    $ 3.73
                                                  ======     ======    ======    ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                               $ --       $ 1.87    $ 3.74    $ 5.61
                                                  ======     ======    ======    ======

ALLOCATION OF NET INCOME:
   General Partner                                $ --       $    7    $   10    $    7
   Limited Partners                                   (1)       689     1,016       727
                                                  ------     ------    ------    ------

                                                  $   (1)    $  696    $1,026    $  734
                                                  ======     ======    ======    ======

                          The accompanying notes are an integral
                                part of these statements.

                     PHOENIX LEASING CASH DISTRIBUTION FUND
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                            1995          1994
                                                            ----          ----
Operating Activities:

   Net income                                             $ 1,026       $   734

     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                            43           153
       Amortization of acquisition fees                         3            19
       Gain on sale of equipment                              (32)         (162)
       Equity in earnings from joint ventures, net            (72)           (1)
       Provision for losses on receivable                      93          --
       Gain on sale of marketable securities                 --            (123)
       Extinguishment of debt                                (866)         (671)
       Decrease in accounts receivable                         21            80
       Increase (decrease) in accounts payable
        and accrued expenses                                 (191)          156
       Decrease in other assets                                19            19
                                                          -------       -------

Net cash provided by operating activities                      44           204
                                                          -------       -------

Investing Activities:

   Principal payments, financing leases                        13            43
   Principal payments, notes receivable                        26         1,185
   Proceeds from sale of equipment                             39           176
   Distribution from joint ventures                           145             2
   Proceeds from sale of marketable securities               --             174
   Purchase of equipment                                     --              (2)
   Investment in marketable securities                       --             (51)
                                                          -------       -------

Net cash provided by investing activities                     223         1,527
                                                          -------       -------

Financing Activities:

   Distributions to partners                                 (729)       (1,094)
                                                          -------       -------

Net cash used by financing activities                        (729)       (1,094)
                                                          -------       -------

Increase (decrease) in cash and cash equivalents             (462)          637

Cash and cash equivalents, beginning of period                669           438
                                                          -------       -------

Cash and cash equivalents, end of period                  $   207       $ 1,075
                                                          =======       =======

Supplemental Cash Flow Information:
   Cash paid for interest expense                         $  --         $     7

                     The accompanying notes are an integral
                            part of these statements.

                     PHOENIX LEASING CASH DISTRIBUTION FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

         Non-Cash Investing Activity. On September 20, 1995, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television system operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables were exchanged for interests (their capital contribution), on a pro rata basis, in a newly formed joint venture owned by the partnerships and managed by the General Partner. The amount of the outstanding note receivable that was contributed to the joint venture was $52,000.

Note 2.       Reclassification.

         Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Notes Receivable.

         Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans.

         In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

         At September 30, 1995, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $47,000 for which the related allowance for losses is $3,000. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $103,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                          1995              1994
                                                          ----              ----
                                                          (Amounts in Thousands)
Beginning balance                                        $ 150             $ 150
     Provision for losses                                 --                --
     Write downs                                           (20)             --
                                                         -----             -----
Ending balance                                           $ 130             $ 150
                                                         =====             =====

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 194,947 for the Nine month periods ended September 30, 1995 and 1994.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                          1995        1994      1995       1994
                                          ----        ----      ----       ----

INCOME
Rental income                            $  712     $ --       $1,893     $ --
Gain on sale of equipment                    99       --          151       --
Other income                                568       --          670       --
                                         ------     ------     ------     ------

         Total income                     1,379       --        2,714       --
                                         ------     ------     ------     ------

EXPENSES
Depreciation                                628       --          855       --
Lease related operating expenses            353       --          801       --
Management fees to General Partner           76       --          146       --
                                         ------     ------     ------     ------

         Total expenses                   1,057       --        1,802       --
                                         ------     ------     ------     ------

Net income                               $  322     $ --       $  912     $ --
                                         ======     ======     ======     ======

Foreclosed Cable Systems Joint Ventures

         The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                            Three Months Ended Nine Months Ended
                                                September 30,     September 30,
                                                1995     1994     1995     1994
                                                ----     ----     ----     ----

INCOME
Subscriber revenue                            $166      $162      $509     $488
Other income                                     3         2         9        6
                                              ----      ----      ----     ----

         Total income                          169       164       518      494
                                              ----      ----      ----     ----

EXPENSES
Depreciation and amortization                   39        38       116      113
Program services                                48        40       135      123
Management fees to an affiliate of the
   General Partner                               8         7        23       21
General and administrative expenses             43        39       145      115
Provision for losses on accounts receivable      2         2         5        5
                                              ----      ----      ----     ----

         Total expenses                        140       126       424      377
                                              ----      ----      ----     ----

Net income before income taxes                  29        38        94      117
Income tax benefit                               1        13        11       23
                                              ----      ----      ----     ----

Net income                                    $ 30      $ 51      $105     $140
                                              ====      ====      ====     ====


Note 7.       Notes Payable.

         During the second quarter of 1995, it was determined that the Partnership's outstanding note payable to a manufacturer was determined to no longer be a liability. This note was payable to an equipment manufacturer that the Partnership had acquired leased equipment pursuant to a vendor lease agreement. The payments on this note were tied to the overall return realized from the equipment or a specific time period, whichever occurs first, with the payments to be taken only out of the rents or sales proceeds received from this equipment. As of June 30, 1995 the remaining equipment relating to this vendor lease agreement was no longer generating any rental income, had no significant market value and had been fully depreciated. The Partnership has no obligation to pay this debt beyond the rental and sales proceeds generated from this equipment. As a result, the Partnership recognized the outstanding note payable and accrued interest in the amount of $866,000 ($4.44 per limited partnership unit) as income.

Note 8.       Subsequent Event.

         On October 26, 1995 the Partnership's remaining assets were sold by sealed bid public auction for $465,408 cash. The remaining assets of the Partnership offered for sale consisted of lease receivables, notes receivables, common stock warrants, equity interests in equipment leasing joint ventures and a foreclosed cable system joint venture. The Partnership engaged the firm of Kennedy-Wilson International to provide marketing and auction services to the Partnership. The sale of the remaining assets by public auction were advertised in the New York Times, the Wall Street Journal, the San Francisco Chronicle and the Los Angeles Times. The highest bid for the common stock was submitted by P.E. Associates and the highest bid for the other assets was submitted by Phoenix Leasing Liquidation Corporation, a subsidiary of Phoenix Leasing Incorporated, the General Partner. The sale of these assets will close on November 15, 1995.

                     PHOENIX LEASING CASH DISTRIBUTION FUND


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Phoenix Leasing Cash Distribution Fund (the Partnership) reported a net loss of $1,000 during the three months ended September 30, 1995, as compared to net income of $696,000 during the same period in 1994. Earnings were substantially higher during the three months ended September 30, 1994 due to the extinguishment of one of the Partnerships two outstanding notes payable which resulted in income of $671,000.

     The Partnership reported net income of $1,026,000 during the nine months ended September 30, 1995, as compared to net income of $734,000 during the same period in 1994. During the nine months ended September 30, 1995 the Partnership extinguished the second obligation to repay a note payable, which resulted in income of $866,000, as compared to the $671,000 recognized as income during the nine months ended September 30, 1994. As a result, the Partnership has no remaining debt obligations as of September 30, 1995.

     The above mentioned notes payable obligations were to a manufacturer of equipment that the Partnership determined was no longer realizable. The
Partnership's two notes payable were to an equipment manufacturer that the Partnership acquired pools of leased equipment pursuant to a vendor lease agreement. The payments of this note were tied to the overall return realized from the equipment pool or a specific time period, whichever occurs first, with the payments to be taken only out of the rents or sales proceeds received from this equipment. As of June 30, 1995, the remaining equipment relating to this vendor lease agreement was no longer generating any rental income, had no determinable market value, had been fully depreciated and the Partnership had no obligation to pay this debt beyond the rental and sales proceeds generated from the equipment. As a result, the Partnership recognized the outstanding note payable and accrued interest in the amount of $866,000 as income.

     Total revenues decreased by $42,000 during the three months ended September 30, 1995, respectively, as compared to the same period in 1994. The decreased revenues is primarily due to a decreased gain on the sale of equipment. The Partnership reported a decrease in revenues of $274,000 during the nine months ended September 30, 1995, as compared to the same period in 1994. This decrease was attributable to a decreased gain on sale of equipment as well as the absence of a gain on sale of marketable securities during 1995 and the absence of interest income from notes receivable.

     The gain on the sale of marketable securities of $123,000 during the nine months ended September 30, 1994 came from the exercise and sale of stock warrants that the Partnership received as part of a lease agreement with an emerging growth company. There were no such sales of marketable securities during the three and nine months ended September 30, 1995.

     The absence of interest income from notes receivable for the three and nine months ended September 30, 1995, is due to the Partnership's remaining notes receivable being in default. During the nine months ended September 30, 1994, the Partnership recognized interest income on the payoff of several notes receivable that had previously been in default.

     On September 20, 1995, the Partnership foreclosed upon a non-performing note receivable to a cable television system that it had extended credit to, along with other affiliated limited partnerships managed by the General Partner. The Partnership's note receivable was exchanged for an interest (its capital contribution), on a pro rata basis, in a newly formed joint venture owned by the partnerships and managed by an affiliate of the General Partner. The amount of the Partnership's capital contribution on September 20, 1995, was $52,000.

     Total expenses decreased by $16,000 and $371,000 for the three and nine months ended September 30, 1995, as compared to the same period in 1994. This decrease is due to an overall decrease in all expense items, except for an increase in the provision for losses on receivables. The largest decrease came from the decrease in depreciation expense. Depreciation expense continues to decrease during the three and nine months ended September 30, 1995, as compared to the same periods in 1994, due to a majority of the equipment being fully depreciated. The overall decrease in expenses is related to the Partnership's decrease in its asset portfolio as it approaches the end of its term.


Liquidity and Capital Resources

      The Partnership reported net cash from equipment leasing and financing activities of $83,000 and $1,432,000 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in cash generated by the Partnership during 1995, when compared to the same period in 1994, is due to a decrease in payments received on notes receivable. The Partnership received proceeds for the payoff of outstanding notes receivable from a cable television system operator and a middle market business during the nine months ended September 30, 1994. There were no payoffs of notes receivable during the same period in 1995.

      As of September 30, 1995, the Partnership owned equipment held for lease with an aggregate original cost of $586,000 and a net book value of $1,000 compared to an original cost of $5,241,000 and a net book value of $2,000 at September 30, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

      In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to the remaining 5%. The limited partners received distributions of $729,000 and $1,094,000 during the nine months ended September 30, 1995 and 1994, respectively. As a result, the cumulative cash distributions to the limited partners are $47,599,000 and $46,502,000 as of September 30, 1995 and 1994, respectively. At this time, the General Partner elected not to receive payment for its share of the cash distributions.

      The Partnership's term expired on June 30, 1995. As a result, a public auction was held on October 26, 1995 to sell the remaining assets of the Partnership. The highest bid was submitted by P.E. Associates for the common stock and Phoenix Leasing Liquidation Corporation, a subsidiary of Phoenix Leasing Incorporated, the General Partner for the other assets. The remaining assets were sold for a total of $465,408 cash. The sale of these assets will close on November 15, 1995. Once the assets have been liquidated, the Partnership will make a final distribution to the partners.

                     PHOENIX LEASING CASH DISTRIBUTION FUND

                               September 30, 1995

                           Part II. Other Information.


Item 1.     Legal Proceedings.  Inapplicable.

Item 2.     Changes in Securities.  Inapplicable

Item 3.     Defaults Upon Senior Securities.  Inapplicable

Item 4.     Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.     Other Information.

            Sale of remaining assets of Partnership:

         On October 26, 1995 the Partnership's remaining assets were sold by sealed bid public auction for $465,408 cash. The remaining assets of the Partnership offered for sale consisted of lease receivables, notes receivables, common stock warrants, equity interests in equipment leasing joint ventures and a foreclosed cable system joint venture. The Partnership engaged the firm of Kennedy-Wilson International to provide marketing and auction services to the Partnership. The sale of the remaining assets by public auction were advertised in the New York Times, the Wall Street Journal, the San Francisco Chronicle and the Los Angeles Times. The highest bid for the common stock was submitted by P.E. Associates and the highest bid for the other assets was submitted by Phoenix Leasing Liquidation Corporation, a subsidiary of Phoenix Leasing Incorporated, the General Partner. The sale of these assets will close on November 15, 1995.


Item 6.      Exhibits and Reports on 8-K:

              a)  Exhibits:

                  (2)       Asset Acquisition Agreement

                  (27)      Financial Data Schedule

              b)  Reports on 8-K:  None

                                                                   Page 13 of 13

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          PHOENIX LEASING CASH DISTRIBUTION FUND
                                                                       (Registrant)

           Date                                       Title                                      Signature

November 13, 1995                                                                       /S/ PARITOSH K. CHOKSI
-----------------                              Chief Financial Officer,                 ----------------------
                                               Senior Vice President                    (Paritosh K. Choksi)
                                               and Treasurer of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                                                                       /S/ BRYANT J. TONG
-----------------                              Senior Vice President,                   ------------------
                                               Financial Operations                     (Bryant J. Tong)
                                               (Principal Accounting Officer)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                                                                       /S/ GARY W. MARTINEZ
-----------------                              Senior Vice President of                 --------------------
                                               Phoenix Leasing Incorporated             (Gary W. Martinez)
                                               General Partner


November 13, 1995                                                                       /S/ MICHAEL K. ULYATT
-----------------                              Partnership Controller                   ---------------------
                                               Phoenix Leasing Incorporated             (Michael K. Ulyatt)
                                               General Partner

